Form 10-K
period 1998-12-31
RRC OPERATING PARTNERSHIP OF GEORGIA L P
filed 1999-03-17
CIK 1066253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC   20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from              to
                                   ------------

                       Commission File Number 333-63723-07

                 REGENCY OPERATING PARTNERSHIP OF GEORGIA, L.P.
             (Exact name of registrant as specified in its charter)

                    Georgia                       59-33363127
          (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         identification No.)

          121 West Forsyth Street, Suite 200            (904) 356-7000
          Jacksonville, Florida    32202         (Registrant's telephone No.)
          (Address of principal executive offices)  (zip code)

 Securities  registered  pursuant to Section 12(b) of the Act:

                                      NONE
                                (Title of Class)


                     (Name of exchange on which registered)

   Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO (x )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    (X)

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant and the approximate number of shares of Registrant's voting common stock outstanding is not applicable.

                       Documents Incorporated by Reference
                                      None

                                TABLE OF CONTENTS

                                  Form 10-K
Item
No.
Report Page

This filing constitutes a special financial report pursuant to Rule 5d-2 of the Securities Exchange Act of 1934. This report contains only the financial statements of the registrant for 1998, the last full fiscal year preceding the fiscal year in which the registrant's registration statement on Form S-4 (No. 333-63723) became effective.

                                     PART IV

Item 14.
Exhibits, Financial Statements, Schedules and Reports on Form 8-K..............1

     (a) Financial Statements and Financial Statement Schedules:

The financial statements together with the report of KPMG LLP dated February 1, 1999, are listed on the index immediately preceding the financial statements at the end of this report.

     (b) Reports on Form 8-K: None

     (c) Exhibits:

         23.Consent of KPMG LLP

         27.Financial Data Table

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  REGENCY OPERATING PARTNERSHIP
                                  OF GEORGIA, L.P.

                             By: REGENCY CENTERS, L.P., General Partner
                             By: REGENCY REALTY CORPORATION, General Partner

Date:    March 17, 1999          By:   /s/ Martin E. Stein, Jr.
                                      ------------------------
                                      Martin E Stein, Jr., Chairman of the Board
                                      and Chief Executive Officer

Date:    March 17, 1999          By:   /s/ Bruce M. Johnson
                                       --------------------
                                      Bruce M. Johnson, Managing Director and
                                      Princpal Financial Officer

Date:    March 17, 1999          By:   /s/ J. Christian Leavitt
                                       ------------------------
                                    J. Christian Leavitt, Senior Vice President,
                                       Finance and Principal Accounting Officer

         Pursuant to the reities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:    March 17, 1999               /s/ Martin E. Stein, Jr.
                                     ------------------------
                                     Martin E. Stein, Jr., Chairman of the Board
                                     and Chief Executive Officer

Date:    March 17, 1999              /s/ Mary Lou Rogers
                                     -------------------
                                     Mary Lou Rogers, President, Chief Operating
                                     Officer and Director

Date:    March 17, 1999              /s/ Thomas B. Allin
                                     -------------------
                                     Thomas B. Allin, Director

Date:    March 17, 1999             /s/ Raymond L. Bank
                                    -------------------
                                    Raymond L. Bank, Director

Date:    March 17, 1999             /s/ A. R. Carpenter
                                    --------------------
                                     A. R. Carpenter, Director

Date:    March 17, 1999             /s/ Jeffrey A. Cozad
                                    --------------------
                                    Jeffrey A. Cozad, Director

Date:    March 17, 1999             /s/ J. Dix Druce, Jr.
                                    ---------------------
                                    J. Dix Druce, Jr., Director

Date:    March 17, 1999             s/ John T. Kelley
                                     ------------------
                                    John T. Kelley, Director

Date:    March 17, 1999             /s/ Douglas S. Luke
                                    -------------------
                                    Douglas S. Luke, Director

Date:    March 17, 1999            /s/ John C. Schweitzer
                                    ----------------------
                                   John C. Schweitzer, Director

Date:    March 17, 1999           /s/ Lee Wielansky
                                  --------------------
                                  Lee Wielansky, Director

Date:    March 17, 1999          /s/ Terry N. Worrell
                                   --------------------
                                  Terry N. Worrell, Director

                          Independent Auditors' Report




The Partners
RRC Operating Partnership of Georgia, L.P.:

We have audited the accompanying balance sheets of RRC Operating Partnership of Georgia, L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the years ended December 31, 1998 and 1997, and for the period from February 22, 1996 (inception) to December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RRC Operating Partnership of Georgia, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, and for the period from February 22, 1996 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.





                                                 KPMG LLP

              RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

Balance Sheets

                           December 31, 1998 and 1997




                                                       1998                 1997
                                                     ----------      -----------


          Assets
Cash restricted for tenants' security deposits        $ 21,441            17,178

Property and buildings, at cost
Land                                                 1,123,200         1,123,200
Buildings and improvements                           4,426,662         4,399,773
                                                    ----------       -----------

                                                     5,549,862         5,522,973
Less accumulated depreciation                          319,124           206,224

                                                    ----------       -----------
Net property and buildings                           5,230,738         5,316,749
                                                    ----------       -----------


Other assets:
Accounts receivable and other assets                    33,782            51,375
Deferred leasing costs, less accumulated
   amortization (note 5)                                24,952             6,800
                                                    ----------       -----------

Total other assets                                      58,734            58,175
                                                    ----------       -----------

                                                  $  5,310,913         5,392,102
                                                    ==========       ===========

Liabilities and Partners' Capital
Liabilities:
Notes  payable (note 3)                              3,484,916         3,484,916
Accounts payable and other liabilities                 345,675           229,887
Tenants' security deposits                              21,441            17,178
                                                    ----------        ----------

Total liabilities                                    3,852,032         3,731,981

Partners' capital (note 2)                           1,458,881         1,660,121
                                                    ----------       -----------

                                                   $ 5,310,913         5,392,102
                                                    ==========       ===========



See accompanying notes to financial statements.

          RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

                Statements of Operations

           Years ended  December 31, 1998 and 1997, and the period
               from February 22, 1996  (inception) to December 31,
               1996




                                             1998          1997        1996
                                          ----------    ----------   ---------

Revenues:
Rental income (note 4)                     $ 684,980      682,922      565,040
Tenant reimbursements and other income       116,906      102,778      107,200
                                           ---------    ---------    ----------
Total revenues                               801,886      785,700      672,240
                                           ---------    ---------    ----------


Expenses:
Depreciation and amortization                119,121      115,342       90,882
General and administrative (note 5)          110,560      126,252       95,210
Real estate taxes                             65,857       59,823       51,653
Interest                                     219,297      276,652      257,540
                                           ---------    ----------    ---------
Total expenses                               514,835      578,069      495,285
                                           ---------    ---------    ----------

Net income                                $  287,051      207,631      176,955
                                          ==========   ==========     =========



See accompanying notes to financial statements.

                  RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

                         Statements of Partners' Capital

    Years ended December 31, 1998 and 1997, and the period from February 22, 1996 (inception) to December 31, 1996


                                             Limited     Regency
                                             Partners   Centers, L.P.   Total
                                           -----------   -----------   ---------


Balance at February 22, 1996 (inception)    $     --            --            --

Contribution of real estate                  525,333            --       525,333

Net cash contributions (distributions)       (16,845)      102,467        85,622

Net income                                        --       176,955       176,955
                                            -----------   -----------  ---------


Balance at December 31, 1996                 508,488       279,422       787,910

Net cash contributions (distributions)       (48,467)      713,047       664,580

Net income                                        --       207,631       207,631
                                            ----------   -----------  ----------

Balance at December 31, 1997                 460,021     1,200,100     1,660,121

Net cash contributions (distributions)       (50,772)     (437,519)    (488,291)

Net income                                                 287,051      287,051
                                           ----------   -----------  -----------

Balance at December 31, 1998              $  409,249     1,049,632     1,458,881
                                           ==========   ==========     =========


See accompanying notes to financial statements.

                   RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

                            Statements of Cash Flows

      Years ended December 31, 1998 and 1997, and the period from February 22, 1996 (inception) to December 31, 1996




                                                   1998       1997       1996
                                                ---------  ---------  --------
Cash flows from operating activities:
Net income                                     $ 287,051     207,631     176,955
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                    119,121     115,342      90,882
Deferred leasing costs                           (24,373)     (6,800)         --
Changes in assets and liabilities
Accounts receivable and other assets              17,593      (1,969)   (47,248)
Accounts payable and other liabilities           115,788      31,211     109,760
Cash restricted for tenants security
 deposits                                        (4,263)       1,223     (1,116)
Tenants' security deposits                        4,263       (1,223)     1,116
                                               ----------  ----------- ---------
Net cash provided by
operating activities                            515,180      345,415     330,349
                                               ---------   ----------   --------

Cash flows from investing activities -
    additions to property and buildings         (26,889)     (58,174)  (306,513)
                                               ----------  ----------   --------

Cash flows from financing activities:
Principal payments on notes payable                       (3,801,821)  (109,458)
Borrowings on notes payable                          --    2,850,000         --
Net cash contributions (distributions)         (488,291)     664,580      85,622
                                               ---------  ----------   ---------
  Net cash used in financing activities        (488,291)    (287,241)   (23,836)
                                             -----------   ----------  ---------

          Net change in cash                         --           --          --

Cash at beginning of year                            --           --          --
                                             -----------   ----------  ---------

Cash at end of year                           $      --          --           --
                                             ===========   ==========  =========

Supplemental disclosure of cash flow
information:
    Cash paid for interest                      230,863      215,088     269,200
                                             ===========   ==========   ========


See accompanying notes to financial statements.

                   RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996




(1)    Summary of Significant Accounting Policies

       (a)    Partnership Structure

              RRC Operating Partnership of Georgia, L.P. (the Partnership) was formed on February 22, 1996 as a Georgia limited partnership for the purpose of acquiring, leasing and operating Parkway Station Shopping Center, a 94,290 square foot shopping center located in Warner-Robins, Georgia. Parkway Station, which was constructed during 1983, has a net cost, for federal income tax purposes, of approximately $2.0 million at December 31, 1998.

              The Partnership interest is held 16% by Regency Centers, L.P., a Delaware partnership (RCLP), as general partner, and 84% by various individuals (Limited Partners). The Partnership will terminate on December 31, 2050 or earlier upon the occurrence of certain events specified in the Partnership agreement.

       (b)    Method of Accounting

              The accompanying financial statements were prepared on the accrual basis of accounting. No provision for income taxes is made because any liability for income taxes is that of the individual Partners and not that of the Partnership.

       (c)    Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires the Partnership's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
              Actual results could differ from those estimates.

       (d)    Property and Buildings

              Property and building are recorded at cost. Major additions and improvements to property and buildings are capitalized to the property accounts, while replacements, maintenance, and repairs which do not improve or extend the useful lives of the respective assets are reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the property and buildings, which is 39 years for buildings and
              improvements   and  the  life  of  the  lease   term  for   tenant
              improvements.

                   RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

                          Notes to Financial Statements

                           December 31, 1998, 1997 and 1996




       (e)    Revenue Recognition

              The Partnership leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Contingent rentals are included in income in the period earned.

       (f)    Deferred Costs

              Deferred  costs  consist  of costs  associated  with  leasing  the
              property.   Such  costs  are  deferred  and  amortized  using  the
              straight-line method over the terms of the respective leases.

       (g)    Cash and Cash Equivalents

              For the purposes of the statement of cash flows, the Partnership considers all instruments with a maturity of 90 days or less at purchase to be cash equivalents.

       (h)    Impairment of Long-Lived Assets

              The Partnership follows the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed their fair value.


(2)    Partners' Capital

       The Partnership Agreement provides, among other provisions, that (1) 100% of the net income shall be allocated to RCLP, (2) RCLP has complete discretion as to the operations of Parkway Station Shopping Center, and to its ultimate disposal, and (3) the Limited Partners receive distributions in an amount equal to the dividends paid to RCLP's parent company's (Regency Realty Corporation) stockholders.


(3)    Notes Payable

       The Partnership has two notes payable to RCLP, which total $3,484,916 at December 31, 1998 and 1997. The notes provide for payment of interest only annually at 6.73%, and are due in full August 28, 2012.

                   RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

                          Notes to Financial Statements

                           December 31, 1998, 1997 and 1996




(4)    Leases

       The Partnership has various tenant leases with terms that expire through 2003. Future minimum rental payments under noncancelable operating leases as of December 31, 1998, including renewed terms and new tenants, are as follows:

           Year ending December 31,                       Amount

                 1999                               $        645,195
                 2000                                        622,897
                 2001                                        464,993
                 2002                                        194,447
                 2003                                         11,616
                                                       -------------
                                                    $      1,939,148
                                                       =============

       Most tenants are responsible for payment or reimbursement of their proportionate share of taxes, insurance, and common area expenses.

       During each of 1998 and 1997, one tenant, Kroger Supermarkets, paid base rent totaling $286,624 and $264,576, respectively, which exceeded 10% of the total minimum rent earned by the Partnership.


(5)    Related Party Transactions

       The Partnership paid fees for property management to RCLP of $31,294, $30,872 and $26,127 for the periods ended December 31, 1998,
       1997 and 1996, respectively.

       The Partnership paid tenant lease commissions to RCLP of $24,373 and $6,800 for the years ended December 31, 1998 and 1997. No leasing commissions were paid during 1996. Such payments have been recorded as deferred leasing costs in the accompanying balance sheets.