Form 10-Q
period 1999-03-31
RRC OPERATING PARTNERSHIP OF GEORGIA L P
filed 1999-05-17
CIK 1066253

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

                 [X]         Quarterly  Report  Pursuant to Section
                                13 or 15(d) of the Securities Exchange
                                     Act of 1934

                  For the quarterly period ended March 31, 1999

                                      -or-

                  [ ]Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the transition period from ________ to ________

                       Commission File Number 333-63723-07

                   RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.
             (Exact name of registrant as specified in its charter)

                            Georgia                      59-33363127
             (State or other jurisdiction of            (IRS Employer
              incorporation or organization)         Identification No.)

                       121 West Forsyth Street, Suite 200
                           Jacksonville, Florida 32202
               (Address of principal executive offices) (Zip Code)

                                                  (904) 356-7000
              (Registrant's telephone number, including area code)

                                    Unchanged
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                 RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.
                              Balance Sheets

                      March 31, 1999 and December 31, 1998
                                (unaudited)



                                                          1999           1998
                                                       -----------    ----------


 Assets
Cash restricted for tenants' security deposits           $ 21,441         21,441

Property and buildings, at cost
 Land                                                   1,123,200      1,123,200
 Buildings and improvements                             4,498,921      4,426,662
                                                       -----------    ----------

                                                        5,622,121      5,549,862
Less accumulated depreciation                             347,631        319,124
                                                       -----------    ----------

Net property and buildings                              5,274,490      5,230,738
                                                       -----------    ----------

Other assets:
 Accounts receivable and other assets                      21,357         33,782
 Deferred leasing costs, less accumulated
 amortization                                              23,786         24,952
                                                       -----------    ----------

 Total other assets                                        45,143         58,734
                                                       -----------    ----------

                                                       $ 5,341,074     5,310,913
                                                        ===========   ==========



Liabilities and Partners' Capital
Liabilities:
Notes  payable (note 2)                                  3,484,916     3,484,916
Accounts payable and other liabilities                     553,307       345,675
Tenants' security deposits                                  21,441        21,441
                                                        -----------   ----------

Total liabilities                                        4,059,664     3,852,032

Partners' capital (note 3)                               1,281,410     1,458,881
                                                        -----------   ----------

                                                        $ 5,341,074    5,310,913
                                                        ===========   ==========



See accompanying notes to financial statements.

                     RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

                              Statements of Operations

                     For the Three Months Ended March 31, 1999 and 1998
                                     (unaudited)



                                                         1999           1998
                                                     ------------  ------------

Revenues:
 Rental income                                       $  174,005          165,644
 Tenant reimbursements and other income                  33,909           30,790
                                                    ------------    ------------
       Total revenues                                   207,914          196,434
                                                    ------------    ------------


Expenses:
    Depreciation and amortization                        30,476           28,973
    General and administrative                           30,129           22,831
    Real estate taxes                                    15,471           15,471
    Interest                                             55,364           54,824
                                                     ------------   ------------
             Total expenses                             131,440          122,099
                                                     ------------   ------------

             Net income                              $  76,474            74,335
                                                    ============    ============



See accompanying notes to financial statements.

                     RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

                              Statements of Cash Flows

                    For the Three Months ended March 31, 1999 and 1998
                                   (unaudited)




                                                        1999             1998
                                                   -----------       -----------
Cash flows from operating activities:
Net income                                           $76,474              74,335
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                         30,476              28,973
Deferred leasing costs                                 (803)            (17,925)
Changes in assets and liabilities:
Accounts receivable and other assets                  12,425              22,295
Accounts payable and other liabilities               207,632              72,143
Cash restricted for tenants security
 deposits                                                 --             (6,794)
Tenants' security deposits                                --               6,794
                                                   -----------       -----------
Net cash provided by
 operating activities                                326,204             179,821
                                                   -----------       -----------

Cash flows from investing activities -
 additions to property and buildings                 (72,259)                 --
                                                   -----------       -----------

Cash flows from financing activities:
Net contributions (distributions)                    (253,945)         (179,821)
                                                   -----------       -----------
Net cash used in financing activities                (253,945)         (179,821)
                                                   -----------       -----------

Net change in cash                                          --                --

Cash at beginning of year                                   --                --
                                                   -----------       -----------

Cash at end of year                              $          --                --
                                                  ============       ===========



See accompanying notes to financial statements.

RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

Notes to Consolidated Financial Statements

March 31, 1999
(unaudited)

1.       Organization and Principles of Consolidation

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

         The Financial Statements reflect all adjustments which are of a normal recurring nature, and in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1998 Form 10-K filed with the Securities and Exchange Commission.

2.       Notes Payable and Unsecured Line of Credit

         The Partnership has two notes payable to RCLP, which total $3,484,916 at March 31, 1999 and December 31, 1998. The notes provide for payment of interest only annually at 6.73%, and are due in full August 28, 2012.


3.       Partners' Capital

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of RRC Operating Partnership of Georgia, L.P. (the "Partnership") appearing elsewhere in this Form 10-Q, and with the Partnership's Form 10-K as of December 31, 1998.

Organization

The Partnership was formed on February 22, 1996 as a Georgia limited partnership for the purpose of acquiring, leasing and operating Parkway Station Shopping Center, a 94,290 square foot shopping center located in Warner-Robins, Georgia.

The Partnership interest is held 16% by Regency Centers, L.P., a Delaware partnership (RCLP), as general partner, and 84% by various individuals (Limited Partners). The Partnership will terminate on December 31, 2050 or earlier upon the occurrence of certain events specified in the Partnership agreement.


Liquidity and Capital Resources

Management anticipates that cash generated from operating activities will provide the necessary funds on a short-term basis for its operating expenses and recurring capital expenditures necessary to properly maintain the shopping center.

Management expects to meet long-term liquidity requirements from excess cash generated from operating activities or advances from RCLP, the general partner.

The Partnership expects that cash provided by operating activities and from RCLP are adequate to meet liquidity requirements.


Results from Operations

Comparison of the Three Months Ended March 31, 1999 to 1998

Revenues increased $11,480 or 6% to $207,914 in 1999. The increase was due primarily to the increase in occupancy percentage from 92.9% to 94.5% at March 31, 1999.

Total expenses increased $9,341 or 8% to $131,440 in 1999. Such expenses increase directly with the fluctuations in occupancy as described above.

Net income was $76,474 in 1999 vs. $74,335 in 1998, a $2,139 or 3% increase for the reasons previously described.

Inflation

Inflation has remained relatively low during 1999 and 1998 and has had a minimal impact on the operating performance of the shopping center, however, substantially all of the Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Partnership's leases are for terms of less than ten years, which permits the Partnership to seek increased rents upon re-rental at market rates. Most of the Partnership's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

Year 2000 System Compliance

The general accounting and property management of the Partnership are handled by RCLP's systems and applications. RCLP's management recognizes the potential effect Year 2000 may have on the operations and, as a result, RCLP has implemented a Year 2000 Compliance Project. The term "Year 2000 compliant" means that the software, hardware, equipment, goods or systems utilized by, or material to the physical operations, business operations, or financial reporting of an entity will properly perform date sensitive functions before, during and after the year 2000.

RCLP's Year 2000 Compliance Project includes an awareness phase, an assessment phase, a renovation phase, and a testing phase of our data processing network, accounting and property management systems, computer and operating systems, software packages, and building management systems. The project also includes surveying major tenants and financial institutions.

RCLP's computer hardware, operating systems, general accounting and property management systems and principal desktop software applications are Year 2000 compliant as certified by the various vendors. RCLP is currently testing these systems, and expects to complete the testing phase by June 30, 1999.

Based on initial testing, RCLP's management does not anticipate any Year 2000 issues that will materially impact the Partnership's operations or operating results and has represented to the Partnership that such systems are used to manage its property.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

              Market Risk

The Partnership is not exposed to market risk since its only debt is fixed rate and is not a party to market risk sensitive instruments, nor has it been a party to market risk sensitive instruments during the reporting period or the preceding fiscal year.

                                    PART II

Item 3.1 Agreement of Limited Partnership of RRC Operating Partnership of Georgia, L.P.


Item 27           Financial Data Schedule


Item 4.1 Indenture dated July 20, 1998 between Regency Centers, L.P., the guarantors named there and First Union National Bank, as trustee
         (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Regency Centers, L.P., No. 333-63723).

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 17, 1999                  RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.
                                 By:       Regency Centers, LP., general partner


                                 By:       /s/  J. Christian Leavitt
                                         Vice President, Treasurer and Secretary
                                         of Regency Realty Corporation, general
                                         partner of Regency Centers, L.P.