Form 10-Q
period 1999-06-30
RRC OPERATING PARTNERSHIP OF GEORGIA L P
filed 1999-08-16
CIK 1066253

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

                              Balance Sheets

                       June 30, 1999 and December 31, 1998
                                   (unaudited)



                                                                         1999              1998
                                                                    ----------------  ----------------


         Assets
Cash restricted for tenants' security deposits                    $      15,752            21,441

Property and buildings, at cost
    Land                                                              1,123,200         1,123,200
    Buildings and improvements                                        4,499,921         4,426,662
                                                                    ----------------  ----------------
                                                                      5,623,121         5,549,862
    Less accumulated depreciation                                       376,441           319,124
                                                                    ----------------  ----------------

           Net property and buildings                                 5,246,680         5,230,738
                                                                    ----------------  ----------------


Other assets:
    Accounts receivable and other assets                                 33,599            33,782
    Deferred leasing costs, less accumulated
      amortization                                                       21,907            24,952
                                                                    ----------------  ----------------

           Total other assets                                            55,506            58,734
                                                                    ----------------  ----------------

                                                                   $   5,317,938         5,310,913
                                                                    ================  ================



         Liabilities and Partners' Capital
Liabilities:
    Notes  payable (note 2)                                           3,484,916         3,484,916
    Accounts payable and other liabilities                              591,557           345,675
    Tenants' security deposits                                           15,752            21,441
                                                                    ----------------  ----------------
           Total liabilities                                          4,092,225         3,852,032

Partners' capital (note 3)                                            1,225,713         1,458,881
                                                                    ----------------  ----------------

                                                                  $   5,317,938         5,310,913
                                                                    ================  ================





See accompanying notes to financial statements.

                   RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

                            Statements of Operations

                      For the Three Months Ended June 30, 1999 and 1998
                                   (unaudited)



                                                                1999              1998
                                                           ---------------   ----------------

Revenues:
    Rental income                                       $     171,442            172,399
    Tenant reimbursements and other income                     26,651             26,635
                                                           ---------------   ----------------
             Total revenues                                   198,093            199,034
                                                           ---------------   ----------------


Expenses:
    Depreciation and amortization                              30,869             29,757
    General and administrative                                 36,320             26,237
    Real estate taxes                                          15,141             15,141
    Interest                                                   56,237             54,824
                                                           ---------------   ----------------
             Total expenses                                   138,567            125,959
                                                           ---------------   ----------------

             Net income                                 $      59,526             73,075
                                                           ===============   ================



See accompanying notes to financial statements.

                   RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

                            Statements of Operations

                      For the Six Months Ended June 30, 1999 and 1998
                                        (unaudited)



                                                                1999              1998
                                                           ---------------   ----------------

Revenues:
    Rental income                                       $     345,447            338,043
    Tenant reimbursements and other income                     60,560             57,425
                                                           ---------------   ----------------
             Total revenues                                   406,007            395,468
                                                           ---------------   ----------------


Expenses:
    Depreciation and amortization                              61,345             58,730
    General and administrative                                 66,449             49,068
    Real estate taxes                                          30,612             30,612
    Interest                                                  111,601            109,648
                                                           ---------------   ----------------
             Total expenses                                   270,007            248,058
                                                           ---------------   ----------------

             Net income                                 $     136,000            147,410
                                                           ===============   ================



See accompanying notes to financial statements.

                   RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

                            Statements of Cash Flows

                 For the Six Months ended June 30, 1999 and 1998
                                   (unaudited)




                                                                1999              1998
                                                           ---------------   ----------------
Cash flows from operating activities -
    Net income                                          $     136,000            147,410
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation and amortization                           61,345             58,730
       Deferred leasing costs                                    (983)           (21,060)
       Changes in assets and liabilities:
          Accounts receivable and other assets                    183             26,206
          Accounts payable and other liabilities              245,882            142,802
          Cash restricted for tenants security
             deposits                                           5,689             (4,263)
          Tenants' security deposits                           (5,689)             4,263
                                                           ---------------   ----------------
             Net cash provided by
                operating activities                          442,427            354,088
                                                           ---------------   ----------------

Cash flows from investing activities -
    additions to property and buildings                       (73,259)            (9,505)
                                                           ---------------   ----------------

Cash flows from financing activities -
    net contributions (distributions)                        (369,168)          (344,583)
                                                           ---------------   ----------------
             Net cash used in financing activities           (369,168)          (344,583)
                                                           ---------------   ----------------

             Net change in cash                                     --                  --

Cash at beginning of year                                           --                  --
                                                           ---------------   ----------------

Cash at end of year                                     $          --                 --
                                                           ===============   ================



See accompanying notes to financial statements.

                           RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

                                Notes to Financial Statements

                                       June 30, 1999

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

2.       Notes Payable and Unsecured Line of Credit

         The Partnership has two notes payable to RCLP, which total $3,484,916 at June 30, 1999 and December 31, 1998. The notes provide for payment of interest only annually at 6.73%, and are due in full August 28, 2012.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Financial Statements and Notes thereto of RRC Operating Partnership of Georgia, L.P. (the "Partnership") appearing elsewhere in this Form 10-Q, and with the Partnership's Form 10-K as of December 31, 1998.

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


Results from Operations

Comparison of the Six Months Ended June 30, 1999 to 1998

Revenues increased $10,539 or 3% to $406,007 in 1999. Total expenses increased $21,949 or 6% to $270,007 in 1999 due to increases in repairs and maintenance related to the restriping of the parking lot. Net income was $136,000 in 1999 vs. $147,410 in 1998, a $11,410 or 8% decrease for the reasons previously described.

Comparison of the Three Months Ended June 30, 1999 to 1998

Revenues for the three month periods ended June 30, 1999 and 1998 remained constant. Total expenses increased $12,608 or 10% to $138,567 in 1999 due to increases in repairs and maintenance as described above. Net income was $59,526 in 1999 vs. $73,075 in 1998, a $13,549 or 19% decrease for the reasons previously described.

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

RCLP's computer hardware, operating systems, general accounting and property management systems and principal desktop software applications are Year 2000 compliant as certified by the various vendors. They have tested, and remedied as needed, the general accounting and property management information system, all servers and their operating systems, all principal desktop software applications, and 70% of the personal computers and PC operating systems. Based on the test results, Management does not anticipate any Year 2000 problems that will materially impact the Partnership's operations or operating results.

An assessment of RCLP's building management systems has been completed. This assessment has resulted in the identification of certain lighting, telephone, and voice mail systems that may not be Year 2000 compliant. These non-compliant systems are in the process of being replaced. All such replacements will be completed prior to September 30, 1999. It is expected that the additional costs associated with these replacements will be less than $100,000.

RCLP has surveyed its major tenants, financial institutions, and utility companies in order to determine the extent to which they are vulnerable to third party Year 2000 failures. We have received responses from 100% of our principal tenants and financial institutions and 98% of the utility companies that provide service to our shopping centers. All parties have indicated that they are Year 2000 compliant or will be by September 30, 1999. However, there are no assurances that these entities will not experience failures that might disrupt the operations of RCLP.

RCLP believes the Year 2000 Compliance Project, summarized above, has adequately addressed the Year 2000 risk. Certain events are beyond the control of Management, primarily related to the readiness of customers and suppliers, and can not be tested. Management believes this risk is mitigated by the fact that the Partnership deals with numerous geographically disbursed customers and suppliers. Any third party failures should be isolated and short term, however, there can be no guarantee that the systems of unrelated entities will be corrected on a timely basis and will not have an adverse effect on RCLP.

While RCLP does not expect major business interruptions as a result of the Year 2000 issue, they are currently developing a formal Year 2000 contingency plan, which is expected to be in place by November 1999.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Partnership is not exposed to market risk since its only debt is fixed rate and is not a party to market risk sensitive instruments, nor has it been a party to market risk sensitive instruments during the reporting period or the preceding fiscal year.

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K
None

Item 27           Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 16, 1999           RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.
                                 By:       Regency Centers, LP., general partner


                                  By:       /s/  J. Christian Leavitt
                                  Vice President, Treasurer
                                  and Secretary of Regency Realty Corporation,
                                   general partner of Regency Centers, L.P.