Form 10-Q
period 1999-09-30
RRC OPERATING PARTNERSHIP OF GEORGIA L P
filed 1999-11-08
CIK 1066253

United States
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

                                      -or-

           [ ]Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the transition period from ________ to ________

                       Commission File Number 333-63723-07

                   RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.
             (Exact name of registrant as specified in its charter)

Georgia                                                       59-33363127
State or other jurisdiction of                               (IRS Employer
   incorporation or organization)                          Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Part 1.

Item 1.  Financial Statements


                      RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

                                   Balance Sheets

                    September 30, 1999 and December 31, 1998
                                   (unaudited)



                                                                         1999                   1998
                                                                    ----------------       ---------------

         Assets
Cash restricted for tenants' security deposits                    $      15,752                21,441

Property and buildings, at cost
    Land                                                              1,123,200             1,123,200
    Buildings and improvements                                        4,499,921             4,426,662
                                                                    ----------------       ---------------
                                                                      5,623,121             5,549,862
    Less accumulated depreciation                                       405,254               319,124
                                                                    ----------------       ---------------
           Net property and buildings                                 5,217,867             5,230,738
                                                                    ----------------       ---------------

Other assets:
    Accounts receivable and other assets                                 37,919                33,782
    Deferred leasing costs, less accumulated
      amortization                                                       22,574                24,952
                                                                    ----------------       ---------------
           Total other assets                                            60,493                58,734
                                                                    ----------------       ---------------
                                                                  $   5,294,112             5,310,913
                                                                    ================       ===============


         Liabilities and Partners' Capital
Liabilities:
    Notes  payable (note 2)                                           3,484,916             3,484,916
    Accounts payable and other liabilities                              664,108               345,675
    Tenants' security deposits                                           15,752                21,441
                                                                    ----------------       ---------------
           Total liabilities                                          4,164,776             3,852,032

Partners' capital (note 3)                                            1,129,336             1,458,881
                                                                    ----------------       ---------------
                                                                  $   5,294,112             5,310,913
                                                                    ================       ===============




See accompanying notes to financial statements.

                   RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

                            Statements of Operations

           For the Three Months Ended September 30, 1999 and 1998
                                (unaudited)



                                                                             1999                    1998
                                                                        ----------------        ---------------

Revenues:
    Rental income                                                     $     153,959                173,046
    Tenant reimbursements and other income                                   38,244                 29,223
                                                                        ----------------        ---------------
             Total revenues                                                 192,203                202,269
                                                                        ----------------        ---------------


Expenses:
    Depreciation and amortization                                            31,005                 30,031
    Operating and maintenance                                                28,504                 21,435
    Real estate taxes                                                        15,141                 15,141
    Interest                                                                 57,411                 54,824
                                                                        ----------------        ---------------
             Total expenses                                                 132,061                121,431
                                                                        ----------------        ---------------

             Net income                                               $      60,142                 80,838
                                                                        ================        ===============



See accompanying notes to financial statements.

                   RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

                             Statements of Operations

                For the Nine Months Ended September 30, 1999 and 1998
                                 (unaudited)



                                                                             1999                    1998
                                                                        ----------------        ---------------

Revenues:
    Rental income                                                     $     499,406                511,089
    Tenant reimbursements and other income                                   98,804                 86,648
                                                                        ----------------        ---------------
             Total revenues                                                 598,210                597,737
                                                                        ----------------        ---------------


Expenses:
    Depreciation and amortization                                            92,350                 88,761
    Operating and maintenance                                                94,953                 70,503
    Real estate taxes                                                        45,753                 45,753
    Interest                                                                169,012                164,472
                                                                        ----------------        ---------------
             Total expenses                                                 402,068                369,489
                                                                        ----------------        ---------------

             Net income                                               $     196,142                228,248
                                                                        ================        ===============



See accompanying notes to financial statements.

                   RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

                             Statements of Cash Flows

            For the Nine Months ended September 30, 1999 and 1998
                               (unaudited)




                                                                      1999                    1998
                                                                 ----------------        ----------------

Cash flows from operating activities -
    Net income                                                 $     196,142                 228,248
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation and amortization                                  92,350                  88,761
       Deferred leasing costs                                         (3,842)                (23,605)
       Changes in assets and liabilities:
          Accounts receivable and other assets                        (4,137)                  5,032
          Accounts payable and other liabilities                     318,433                  54,460
          Cash restricted for tenants security
             deposits                                                  5,689                  (4,263)
          Tenants' security deposits                                  (5,689)                  4,263
                                                                 ----------------        ----------------
             Net cash provided by
                operating activities                                 598,946                 352,896
                                                                 ----------------        ----------------

Cash flows from investing activities -
    additions to property and buildings                              (73,259)                (24,731)
                                                                 ----------------        ----------------

Cash flows from financing activities -
    net contributions (distributions)                               (525,687)               (328,165)
                                                                 ----------------        ----------------
             Net cash used in financing activities                  (525,687)               (328,165)
             Net change in cash                                            -                       -

Cash at beginning of year                                                  -                       -
                                                                 ----------------        ----------------

Cash at end of year                                            $           -                      -
                                                                 ================        ================



See accompanying notes to financial statements.

                           RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

                              Notes to Financial Statements

                                    September 30, 1999
                                      (unaudited)

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

2.       Notes Payable and Unsecured Line of Credit

         The Partnership has two notes payable to RCLP, which total $3,484,916 at September 30, 1999 and December 31, 1998. The notes provide for payment of interest only annually at 6.73%, and are due in full August 28, 2012.

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


Results from Operations

Comparison of the Nine Months Ended September 30, 1999 to 1998

Rental income decreased $11,683 or 2.3% to $499,406 in 1999 since the property is currently 85% leased vs. 93% leased at September 30, 1998 because of a 8,600 sf tenant move-out. Tenant reimbursements and other income increased $12,156 due to a full service lease for one of the tenants. Total expenses increased $32,579 or 8.8% to $402,068 in 1999 due to increases in repairs and maintenance related to the restriping of the parking lot. Net income was $196,142 in 1999 vs. $228,248 in 1998, a $32,106 or 14% decrease for the reasons previously described.

Comparison of the Three Months Ended September 30, 1999 to 1998

Total revenues decreased $10,066 or 5% for the three month periods ended September 30, 1999 and 1998 due to the current occupancy level. Total expenses increased $10,630 or 8.8% to $132,061 in 1999. Net income was $60,142 in 1999
vs. $80,838 in 1998, a $20,696 or 25.6% decrease for the reasons previously described.

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

Year 2000 System Compliance

The general accounting and property management of the Partnership are handled by RCLP's systems and applications. Management recognizes the potential effect Year 2000 may have on the Partnership's operations and, as a result, has implemented a Year 2000 Compliance Project. The term "Year 2000 compliant" means that the software, hardware, equipment, goods or systems utilized by, or material to the physical operations, business operations, or financial reporting of an entity will properly perform date sensitive functions before, during and after the year 2000.

RCLP's Year 2000 Compliance Project included an awareness phase, an assessment phase, a renovation phase, and a testing phase of our data processing network, accounting and property management systems, computer and operating systems, software packages, and building management systems. The project also included surveying our major tenants, financial institutions, and utility companies.

RCLP's computer hardware, operating systems, general accounting and property management systems and principal desktop software applications are Year 2000 compliant as certified by the various vendors. We have tested, and remedied as needed, our general accounting and property management information system, all servers and their operating systems, all principal desktop software applications, personal computers and PC operating systems. Based on the test results, Management does not anticipate any Year 2000 problems that will materially impact operations or operating results.

An assessment of RCLP's building management systems has been completed. This assessment has resulted in the identification of certain lighting, telephone, and voice mail systems that may not be Year 2000 compliant. These non-compliant systems have been replaced or updated to be compliant.

RCLP has surveyed its major tenants, financial institutions, and utility companies in order to determine the extent to which RCLP is vulnerable to third party Year 2000 failures. We have received responses from 100% of our principal tenants, financial institutions and utility companies. All parties have indicated that they are Year 2000 compliant or will be by September 30, 1999. However, there are no assurances that these entities will not experience failures that might disrupt the operations of RCLP.

Management believes the Year 2000 Compliance Project, summarized above, has adequately addressed the Year 2000 risk. Certain events are beyond the control of Management, primarily related to the readiness of customers and suppliers, and can not be tested. Management believes this risk is mitigated by the fact that RCLP deals with numerous geographically disbursed customers and suppliers. Any third party failures should be isolated and short term, however, there can be no guarantee that the systems of unrelated entities will be corrected on a timely basis and will not have an adverse effect on RCLP. As a result, RCLP has developed a formal Year 2000 contingency plan which has been communicated to tenants and employees allowing for communication and resolution of any disruption that may occur.

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



Date:  November 8, 1999         RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.
                                By:       Regency Centers, LP., general partner


                                By:     /s/  J. Christian Leavitt
                                        Senior Vice President, Treasurer
                                        and Secretary of Regency Realty
                                        Corporation, general partner of Regency
                                        Centers, L.P.