Form 10-K
period 1999-12-31
RRC OPERATING PARTNERSHIP OF GEORGIA L P
filed 2000-03-30
CIK 1066253

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC   20549
                                     FORM 10-K

(X)                ANNUAL REPORT  PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES  EXCHANGE ACT OF
                   1934 For the fiscal year ended  December 31, 1999


(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from -----------  to  ------------

                    Commission File Number 333-63723-07

                RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.
        (Exact name of registrant as specified in its charter)

                    Georgia                                59-33363127
                                                           -----------
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                 identification No.)

          121 West Forsyth Street, Suite 200           (904) 356-7000
          Jacksonville, Florida  32202              (Registrant's telephone No.)
         (Address of principal executive offices) (Zip code)

        Securities  registered  pursuant to Section 12(b)of the Act:

                                   NONE
                            (Title of Class)

                (Name of exchange on which registered)

             Securities registered pursuant to Section 12(g) of the Act:  None
                                                                          ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    (X)

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant and the approximate number of shares of Registrant's voting common stock outstanding is not applicable.

Documents Incorporated by Reference

Regency Realty Corporation is the general partner of Regency Centers, L.P., which is the general partner of RRC Operating Partnership of Georgia, L.P. Portions of Regency Realty Corporation's Proxy Statement in connection with its 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS

                                    Form 10-K
Item
No.
Report Page

                                     PART I

1.       Business..............................................................1

2.       Properties............................................................1

3.       Legal Proceedings.....................................................2

4.       Submission of Matters to a Vote of Security Holders...................2

                                     PART II

5.       Market for the Registrant's Common Equity and Related
         Shareholder Matters...................................................2

6.       Selected Consolidated Financial Data..................................3

7.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................4

7a.      Quantitative and Qualitative Disclosures About Market Risk............5

8.       Consolidated Financial Statements and Supplementary Data..............5

9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................5

                                    PART III

10.      Directors and Executive Officers of the Registrant....................6

11.      Executive Compensation................................................6

12.      Security Ownership of Certain Beneficial Owners
         and Management........................................................6

13.      Certain Relationships and Related Transactions........................7

                                     PART IV

14.      Exhibits, Financial Statements, Schedules and Reports on
         Form 8-K..............................................................7

                                     PART I
Item 1.  Business

RRC Operating Partnership of Georgia, L.P. (the "Partnership") was formed on February 22, 1996 as a Georgia limited partnership for the purpose of acquiring, leasing and operating Parkway Station Shopping Center, a 94,290 square foot shopping center located in Warner-Robins, Georgia. Regency Centers, L.P. ("RCLP") is the general partner of the Partnership and holds a 16% interest in the Partnership. The remaining 84% is held by the limited partner. Regency Realty Corporation ("Regency") is the general partner of RCLP and acquires, owns, develops and manages neighborhood shopping centers in targeted markets. Regency, a Florida corporation organized in 1993, commenced operations as a real estate investment trust in 1993 with the completion of its initial public offering, and was the successor to the real estate business of The Regency Group, Inc. which had operated since 1963.

Regency formed RCLP, a limited partnership and a public registrant, in 1996, and consolidated substantially all of its retail shopping centers into RCLP during 1999. RCLP is now the primary entity through which Regency owns its properties and through which Regency intends to expand its ownership and operation of retail shopping centers. At December 31, 1999, Regency owned approximately 97% of the outstanding common operating partnership units of RCLP. Regency, as general partner of RCLP, fully controls the operating decisions and activities of RCLP, and accordingly, the operating decisions and activities of the Partnership.

Item 2.  Properties

The principal tenant of Parkway Station Shopping Center is Kroger Supermarkets which is 45% of the gross leasable area.

The Partnership's leases have lease terms generally ranging from three to five years for tenant space under 5,000 square feet. Leases greater than 10,000 square feet generally have lease terms in excess of five years, mostly comprised of anchor tenants. Many of the anchor leases contain provisions allowing the tenant the option of extending the term of the lease at expiration. The Partnership's leases provide for the monthly payment in advance of fixed minimum rentals, additional rents calculated as a percentage of the tenant's sales, the tenant's pro rata share of real estate taxes, insurance, and common area maintenance expenses, and reimbursement for utility costs if not directly metered. The following table sets forth a schedule of lease expirations for the next ten years, assuming that no tenants exercise renewal options:

                                                      Future
                                       Percent of     Minimum     Percent of
            Lease                        Total         Rent        Total
          Expiration      Expiring    Partnership    Expiring     Minimum
             Year           GLA           GLA         Leases      Rent (2)
             ----           ---           ---         ------      --------

             (1)          12,720         13.5%         85,360       14.2%
             2000          8,550          9.1%         82,331       13.7%
             2001          4,180          4.4%         48,825        8.1%
             2002         50,895         54.0%        353,500       58.7%
             2003          3,800          4.0%         32,300        5.4%
         -----------      ------        -------       -------       -----
         10 Yr Total      80,145         85.0%        602,316        100%
         -----------      ------        -------       -------       -----

        (1) leased currently under month to month rent or in process of renewal (2) total minimum rent includes current minimum rent and future contractual rent steps for all properties, but excludes additional rent such as percentage rent, common area maintenance, real estate taxes and insurance reimbursements.

See Item 7, Management's Discussion and Analysis for further information about the Partnership's shopping center.

Item 3.  Legal Proceedings

The Partnership is, from time to time, a party to legal proceedings which arise in the ordinary course of its business. The Partnership is not currently involved in any litigation nor, to management's knowledge, is any litigation threatened against the Partnership, the outcome of which would, in management's judgement based on information currently available, have a material adverse effect on the financial position or results of operations of the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted for partnership unit vote during the fourth quarter of 1999.

                                     PART Il

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
 Matters

There is no established public trading market for the units of partnership interest in the Partnership ("Units"), and Units may be transferred only with the consent of the general partner as provided in the Agreement of Limited Partnership (the "Partnership Agreement"). As of December 31, 1999, RCLP was the only general partner, and there was one limited partner of record, determined in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended. To the Partnership's knowledge, there have been no bids for the Units and, accordingly, there is no available information with respect to the high and low quotation of the Units for any quarter since RCLP became the general partner of the Partnership. Each outstanding Unit held by the limited partner may be exchangeable on a one share per one Unit basis, for the common stock of Regency or for cash, at Regency's election.

The Partnership Agreement provides that the Partnership will make priority distributions of Cash Flow (as defined in the Partnership Agreement) to the limited partner, in an amount per Unit identical to the amount that is distributed with respect to each share of common stock. The Partnership Agreement provides that all remaining Cash Flow will be distributed to the General Partner.

Regency's common stock is traded on the New York Stock Exchange under the symbol "REG". The following table sets forth the high and low prices and the cash dividends declared on Regency's common stock by quarter for 1999 and 1998. Quarterly distributions to the limited partner has been declared and paid at the same rate as the Regency cash dividends since RCLP is the general partner of the Partnership.

                                                   1999                                      1998
                                    -----------------------------------      -------------------------------
                                      Cash                                  Cash
                                      High          Low       Dividends     High          Low       Dividends
                                      Price        Price      Declared      Price        Price      Declared
                                      -----        -----      --------      -----        -----      --------
         March 31              $      23.125        18.750      .46         27.812       24.750      .44
         June 30                      22.500        19.000      .46         26.687       24.062      .44
         September 30                 22.125        19.875      .46         26.500       20.500      .44
         December 31                  20.813        18.750      .46         23.437       20.250      .44


The Partnership intends to pay regular quarterly distributions to the limited partner in an amount per Unit identical to the amount distributed to each share of Regency common stock. Future distributions will be declared and paid at the discretion of Regency's Board of Directors, and will depend upon cash generated by operating activities, the Partnership's financial condition, capital requirements, Regency's annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Directors deems relevant. The Partnership anticipates that for the foreseeable future cash available for distribution will be greater than earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by the Partnership. In order to maintain its qualification as a REIT, Regency must make annual distributions to shareholders of at least 95% of its taxable income (90% effective January 1, 2001). Under certain circumstances, which management does not expect to occur, Regency could be required to make distributions in excess of cash available for distributions in order to meet such requirements.

Item 6.  Selected Consolidated Financial Data

The following table sets forth Selected Financial Data on a historical basis for the five years ended December 31, 1999, for the Partnership. This information should be read in conjunction with the financial statements of the Partnership (including the related notes thereto) and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Financial Data has been derived from the audited financial statements.

                                                          1999           1998           1997           1996        1995
                                                          ----           ----           ----           ----        ----
Operating Data:
Revenues:
      Total rental revenues                        $    774,108        801,886         785,700       672,240          -
                                                      ----------     ----------       ---------     --------      -------
Operating expenses:
  Operating, maintenance and
    real estate taxes                                   181,209        176,417         186,075       146,863          -
  Depreciation and amortization                         131,765        119,121         115,342        90,882          -
                                                      ----------     ----------       ---------      --------     -------
     Total operating expenses                           312,974        295,538         301,417       237,745          -
                                                      ----------     ----------       ---------      --------     -------

Interest expense, net of  interest income               226,805        219,297         276,652       257,540          -
                                                      ----------     ----------       ---------      ---------    -------
  Net income                                       $    234,329        287,051         207,631       176,955          -
                                                      ==========     ==========       =========      =========    =======
Other Data:
  Partnership owned gross leasable area                  94,290         94,290          94,290        94,290          -

Balance Sheet Data:
  Real estate investments at cost                  $  5,623,120      5,549,862       5,522,973     5,464,798          -
  Total assets                                        5,266,844      5,310,913       5,392,102     5,441,724          -
  Total debt                                          3,484,916      3,484,916       3,484,916     4,436,738          -
  Partners' capital                                   1,193,696      1,458,881       1,660,121       787,910          -


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Financial Statements and Notes thereto of RRC Operating Partnership of Georgia, L.P. appearing elsewhere in this Form 10-K as of December 31, 1999.

Organization

The Partnership interest is held 16% by RCLP, as general partner, and 84% by one limited partner. The Partnership will terminate on December 31, 2050 or earlier upon the occurrence of certain events specified in the Partnership agreement.

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

Results from Operations

Comparison 1999 to 1998

Rental income decreased $32,808 or 4.8% to $652,172 in 1999 since the property is currently 85% leased vs. 95% leased at December 31, 1998 because of a 8,600 sf tenant move-out. Tenant reimbursements and other income increased $5,030 due to a full service lease for one of the tenants. Total expenses increased $24,944 or 4.8% to $539,779 in 1999 due to increases in repairs and maintenance related to the restriping of the parking lot. Net income was $234,329 in 1999 vs. $287,051 in 1998, a $52,722 or 18.4% decrease for the reasons previously described.

Comparison 1998 to 1997

Rental income increased $2,058 or 0.3% to $684,980 in 1998. Tenant reimbursements and other income increased $14,128 due to a full service lease for one of the tenants. Total expenses decreased $63,234 or 10.9% to $514,835 in 1998 due to a decrease in interest expense resulting from a lower rate of interest in 1998. Net income was $287,051 in 1998 vs. $207,631 in 1997, a
$79,420 or 38.2% increase for the reasons previously described.

Inflation

Inflation has remained relatively low during 1999 and 1998 and has had a minimal impact on the operating performance of the shopping center. However, substantially all of the Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Partnership's leases are for terms of less than ten years, which permits the Partnership to seek increased rents upon re-rental at market rates. Most of the Partnership's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

Year 2000 System Compliance

The general accounting and property management of the Partnership are handled by RCLP's systems and applications. Management recognized the potential effect Year 2000 could have on the Partnership's operations and, as a result, implemented a Year 2000 Compliance Project. The project included an awareness phase, an assessment phase, a renovation phase, and a testing phase of the data processing network, accounting and property management systems, computer and operating systems, software packages, and building management systems. The project also included surveying major tenants and financial institutions. RCLP's computer hardware, operating systems, business systems, general accounting and property management systems and principal desktop software applications are Year 2000 compliant. Additionally, the Partnership did not incur and does not expect any business interruption as a result of any of its customers or financial institutions not being Year 2000 compliant.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Partnership is not exposed to market risk since its only debt is fixed rate and is not a party to market risk sensitive instruments, nor has it been a party to market risk sensitive instruments during the reporting period or the preceding fiscal year.

Item 8.  Consolidated Financial Statements and Supplementary Data

The Consolidated Financial Statements and supplementary data included in this Report are listed in Part IV, Item 14(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

The Partnership is managed by RCLP, its general partner, which in turn is managed by RCLP's general partner, Regency. Consequently, the information required by this item is reflected in and is hereby incorporated by reference to the information contained in Regency's definitive proxy statement for its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year. The following table provides information concerning the executive officers of Regency.

Executive Officer                    Positions with Regency
     (Age)                   Principal Occupations During the Past Five Years

Martin E. Stein, Jr.         Chairman, Chief Executive Officer, and Director of
    (age 47)                 Regency since its initial public offering in
                             October 1993; previously President of Regency's predecessor real estate division since 1976.



MaryLou Fiala                President and Chief Operating Officer since
 (Age 48)                    January,  1999 and Director of Regency since March,
                             1997; Managing Director - Security Capital U.S.
                             Realty  Strategic  Group  From  March 1997 to
                             January  1999;   Senior  Vice  President  and
                             Director  of  Stores,  New  England  - Macy's
                             East/ Federated  Department  Stores from 1994
                             to March 1997;  various  retailing  positions
                             since  joining  Macy's  in  1977,   including
                             Senior   Vice   President   for   Federated's
                             Burdines Division and Henri Bendel.

Bruce M. Johnson             Managing Director and Chief Financial Officer of
   (age 52)                  Regency since its initial public offering in
                             October 1993, and Executive Vice President of Regency's predecessor real estate division since 1979.



Item 11.  Executive Compensation

The Partnership is managed by RCLP, its general partner, which in turn is managed by RCLP's general partner, Regency. Consequently, the information required by this item is reflected in and is hereby incorporated by reference to the information contained in Regency's definitive proxy statement for its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owner and Management

The limited partner of the Partnership has no right to appoint or remove the general partner. The general partner is Regency Centers, L.P., 121 West Forsyth Street, Jacksonville, Florida 32202.

The Partnership has no directors or executive officers and is managed by RCLP as the general partner of the Partnership. No director or executive officer of Regency, as general partner of RCLP, personally owns any Units of the Partnership as of March 27, 2000.

Information concerning the beneficial ownership of shares of common stock of Regency by its directors and executive officers, as well as by persons believed to be the beneficial owner of more than 5% of Regency's outstanding common stock, is hereby incorporated by reference to the information contained in Regency's definitive proxy statement for its 2000 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

The Partnership is managed by RCLP, its general partner, which in turn is managed by its general partner, Regency. Consequently, the information required by this item is reflected in and is hereby incorporated by reference to the information contained in Regency's definitive proxy statement for its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year.


                                     PART IV

Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     (a) Financial Statements and Financial Statement Schedules:

The financial statements together with the report of KPMG LLP dated March 17, 2000, are listed on the index immediately preceding the financial statements at the end of this report.

     (b) Reports on Form 8-K: None

     (c) Exhibits:

            27.   Financial Data Schedule

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              RRC OPERATING PARTNERSHIP
                                              OF GEORGIA, L.P.

                                    By: REGENCY CENTERS, L.P., General Partner

Date:    March 17, 2000             By:   /s/ Martin E. Stein, Jr.
                                               ------------------------
                                    Martin E Stein, Jr., Chairman of the Board
                                                and Chief Executive Officer

Date:    March 17, 2000             By:   /s/ Bruce M. Johnson
                                               --------------------
                                    Bruce M. Johnson, Managing Director and
                                                Principal Financial Officer

Date:    March 17, 2000             By:   /s/ J. Christian Leavitt
                                               ------------------------
                                    J. Christian Leavitt, Senior Vice President,
                                    Finance and Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:    March 17, 2000              /s/ Martin E. Stein, Jr.
                                     ------------------------
                                     Martin E. Stein, Jr., Chairman of the Board
                                     and Chief Executive Officer

Date:    March 17, 2000              /s/ Mary Lou Fiala
                                     ------------------------
                                     Mary Lou Fiala, President, Chief Operating
                                     Officer and Director

Date:    March 17, 2000              /s/ Thomas B. Allin
                                     -----------------------
                                     Thomas B. Allin, Director

Date:    March 17, 2000              /s/ Raymond L. Bank
                                     -----------------------
                                     Raymond L. Bank, Director

Date:    March 17, 2000              /s/ A. R. Carpenter
                                     -----------------------
                                     A. R. Carpenter, Director

Date:    March 17, 2000              /s/ Jeffrey A. Cozad
                                     ------------------------
                                     Jeffrey A. Cozad, Director

Date:    March 17, 2000              /s/ J. Dix Druce, Jr.
                                     -------------------------
                                     J. Dix Druce, Jr., Director

Date:    March 17, 2000              /s/ John T. Kelley
                                     -------------------------
                                     John T. Kelley, Director

Date:    March 17, 2000              /s/ Douglas S. Luke
                                     ------------------------
                                     Douglas S. Luke, Director

Date:    March 17, 2000              /s/ John C. Schweitzer
                                     ------------------------
                                     John C. Schweitzer, Director

Date:    March 17, 2000              /s/ Lee Wielansky
                                     -------------------------
                                     Lee Wielansky, Director

Date:    March 17, 2000              /s/ Terry N. Worrell
                                     ------------------------
                                     Terry N. Worrell, Director

                          Independent Auditors' Report




The Partners
RRC Operating Partnership of Georgia, L.P.:

We have audited the accompanying balance sheets of RRC Operating Partnership of Georgia, L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for each of the years in the three period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RRC Operating Partnership of Georgia, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three period ended December 31, 1999, in conformity with generally accepted accounting principles.





                                              KPMG LLP






Jacksonville, Florida
March 17, 2000

                                  RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.
                                               Balance Sheets
                                         December 31, 1999 and 1998


                                                                       1999                       1998
                                                                      ------                      ------

Assets
Cash restricted for tenants' security deposits              $         15,752                      21,441

Property and buildings, at cost
    Land                                                           1,123,200                   1,123,200
    Buildings and improvements                                     4,499,920                   4,426,662
                                                              ---------------            ----------------

                                                                   5,623,120                   5,549,862
    Less:  accumulated depreciation                                  437,015                     319,124
                                                              ---------------            ----------------

Net property and buildings                                         5,186,105                   5,230,738
                                                              ---------------            ----------------

Other assets:
Accounts receivable and other assets                                  47,816                      33,782
Deferred leasing costs, less accumulated
     amortization                                                     17,171                      24,952
                                                              ---------------            ----------------

Total other assets                                                    64,987                      58,734
                                                              ---------------            ----------------

                                                            $      5,266,844                   5,310,913
                                                              ===============            ================
Liabilities and Partners' Capital
Liabilities:
    Notes payable                                                  3,484,916                   3,484,916
    Accounts payable and other liabilities                           572,480                     345,675
    Tenants' security and escrow deposits                             15,752                      21,441
                                                              ---------------            ----------------

         Total liabilities                                         4,073,148                   3,852,032

Partners' capital                                                  1,193,696                   1,458,881
                                                              ---------------            ----------------

                                                            $      5,266,844                   5,310,913
                                                              ===============            ================








See accompanying notes to financial statements

                                 RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.
                                        Statements of Operations
                           For the Years ended December 31, 1999, 1998, and 1997



                                                         1999                 1998                 1997
                                                        ------               ------               ------

Revenues:
    Rental income                                 $         652,172              684,980              682,922
    Tenant reimbursements and other income                  121,936              116,906              102,778
                                                    ----------------     ----------------     ----------------

          Total revenues                                    774,108              801,886              785,700
                                                    ----------------     ----------------     ----------------

Expenses:
    Depreciation and amortization                           131,765              119,121              115,342
    Operating and maintenance                               114,796              110,560              126,252
    Real estate taxes                                        66,413               65,857               59,823
    Interest                                                226,805              219,297              276,652
                                                    ----------------     ----------------     ----------------

          Total expenses                                    539,779              514,835              578,069
                                                    ----------------     ----------------     ----------------

           Net income                             $         234,329              287,051              207,631
                                                    ================     ================     ================







See accompanying notes to financial statements

                              RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.
                                      Statements of Partners' Capital
                          For the Years ended December 31, 1999, 1998, and 1997


                                                                    Limited              Regency
                                                                    Partner           Centers, L.P.            Total
                                                                   ----------         ---------------          -------


Balance at December 31, 1996                                   $         508,488              279,422              787,910

Net cash (distributions) contributions                                   (48,467)             713,047              664,580

Net income                                                                     -              207,631              207,631
                                                                 ----------------     ----------------     ----------------

Balance at December 31, 1997                                             460,021            1,200,100            1,660,121

Net cash (distributions)                                                 (50,772)            (437,519)            (488,291)

Net income                                                                     -              287,051              287,051
                                                                 ----------------     ----------------     ----------------

Balance at December 31, 1998                                             409,249            1,049,632            1,458,881

Net cash (distributions)                                                 (53,080)            (446,434)            (499,514)

Net income                                                                     -              234,329              234,329
                                                                 ----------------     ----------------     ----------------

Balance at December 31, 1999                                   $         356,169              837,527            1,193,696
                                                                 ================     ================     ================





See accompanying notes to financial statements

                             RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.
                                        Statements of Cash Flows
                          For the Years ended December 31, 1999, 1998, and 1997



                                                                      1999                 1998                 1997
                                                                     ------               ------               ------

Cash flows form operating activities:
Net income                                                     $         234,329              287,051              207,631
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                        131,765              119,121              115,342
    Deferred leasing costs                                                (6,093)             (24,373)              (6,800)
Changes in asset and liabilities:
    Accounts receivable and other assets                                  (14,034)              17,593               (1,969)
    Accounts payable and other liabilities                               226,805              115,788               31,211
    Cash restricted for tenants' security deposits                         5,689               (4,263)               1,223
    Tenants' security deposits                                            (5,689)               4,263               (1,223)
                                                                 ----------------     ----------------     ----------------

Net cash provided by operating activities                                572,772              515,180              345,415
                                                                 ----------------     ----------------     ----------------

Cash flows from investing activites - additions to
    property and buildings                                               (73,258)             (26,889)             (58,174)
                                                                 ----------------     ----------------     ----------------

Cash flows from financing activities:
    Principal payments on notes payable                                        -                    -           (3,801,821)
    Borrowings on notes payable                                                -                    -            2,850,000
    Net cash (distributions) contributions                              (499,514)            (488,291)             664,580
                                                                 ----------------     ----------------     ----------------

Net cash used in financing activities                                   (499,514)            (488,291)            (287,241)
                                                                 ----------------     ----------------     ----------------

Net change in cash                                                             -                    -                    -

Cash at beginning of year                                                      -                    -                    -
                                                                 ----------------     ----------------     ----------------

Cash at end of year                                            $               -                    -                    -
                                                                 ================     ================     ================


Supplemental disclosure of cash flow information:
    Cash paid for interest                                               226,805              230,863              269,200
                                                                 ================     ================     ================






See accompanying notes to financial statements

                   RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

                          Notes to Financial Statements

                                December 31, 1999

(1)    Summary of Significant Accounting Policies

       (a)    Partnership Structure

              RRC Operating Partnership of Georgia, L.P. (the Partnership) was formed on February 22, 1996 as a Georgia limited partnership for the purpose of acquiring, leasing and operating Parkway Station Shopping Center, a 94,290 square foot shopping center located in Warner-Robins, Georgia. Parkway Station, which was constructed during 1983, has a net cost, for federal income tax purposes, of approximately $2.0 million at December 31, 1999.

              The Partnership interest is held 16% by Regency Centers, L.P., a Delaware partnership (RCLP), as general partner, and 84% by the limited partner. The Partnership will terminate on December 31, 2050 or earlier upon the occurrence of certain events specified in the Partnership agreement.

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

              The Partnership reviews its property and building for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                   RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

                          Notes to Financial Statements

                                December 31, 1999

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

 (2)   Partners' Capital

       The Partnership Agreement provides, among other provisions, that (1) 100% of the net income shall be allocated to RCLP, (2) RCLP has complete discretion as to the operations of Parkway Station Shopping Center, and to its ultimate disposal, and (3) the limited partner receives distributions in an amount equal to the dividends paid to RCLP's parent company's (Regency Realty Corporation) stockholders.

(3)    Notes Payable

       The Partnership has two notes payable to RCLP, which total $3,484,916 at December 31, 1999 and 1998. The notes provide for payment of interest only annually at 6.73%, and are due in full August 28, 2012.

                   RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

                          Notes to Financial Statements

                                December 31, 1999
(4)    Leases

       The Partnership has various tenant leases with terms that expire through 2004. Future minimum rental payments under noncancelable operating leases as of December 31, 1999, including renewed terms and new tenants, are as follows:

           Year ending December 31,                       Amount

                 2000                               $        561,248
                 2001                                        442,677
                 2002                                        172,858
                 2003                                         42,890
                 2004                                         34,017
                 Thereafter                                   35,023
                                                       -------------
                                                    $      1,288,713
                                                       =============

       Most tenants are responsible for payment or reimbursement of their proportionate share of taxes, insurance, and common area expenses.

       During each of 1999, 1998 and 1997, one tenant, Kroger Supermarkets, paid base rent totaling $264,576, $286,624 and $264,576, respectively, which exceeded 10% of the total minimum rent earned by the Partnership.

(5)    Related Party Transactions

       The Partnership paid fees for property management to RCLP of $30,101, $31,294 and $30,872 for the periods ended December 31, 1999, 1998 and 1997, respectively.

       The Partnership paid leasing commissions to RCLP of $6,093, $24,373 and $6,800 for the years ended December 31, 1999, 1998 and 1997. Such payments have been recorded as deferred leasing costs in the accompanying balance sheets.