Form 10-Q
period 2000-03-31
RRC OPERATING PARTNERSHIP OF GEORGIA L P
filed 2000-05-11
CIK 1066253

United States
                            SECURITIES AND EXCHANGE COMMISSION
                                   Washington DC 20549

                                       FORM 10-Q

                                     (Mark One)

              [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                             Securities Exchange Act of 1934

                     For the quarterly period ended March 31, 2000

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
                             Balance Sheets
                       March 31, 2000 and December 31, 1999
                                (unaudited)



                                                                                    2000                       1999
                                                                                    ----                       ----

Assets
Cash restricted for tenants' security deposits                               $         15,752                      15,752

Property and buildings, at cost
    Land                                                                            1,123,200                   1,123,200
    Buildings and improvements                                                      4,508,549                   4,499,920
                                                                               ---------------            ----------------
                                                                                    5,631,749                   5,623,120
    Less:  accumulated depreciation                                                   466,288                     437,015
                                                                               ---------------            ----------------
        Net property and buildings                                                  5,165,461                   5,186,105
                                                                               ---------------            ----------------

Other assets:
Accounts receivable and other assets                                                   35,516                      47,816
Deferred leasing costs, less accumulated
     amortization                                                                      16,942                      17,171
                                                                               ---------------            ----------------
        Total other assets                                                             52,458                      64,987
                                                                               ---------------            ----------------

                                                                             $      5,233,671                   5,266,844
                                                                               ===============            ================
Liabilities and Partners' Capital
Liabilities:
    Notes payable                                                                   3,484,916                   3,484,916
    Accounts payable and other liabilities                                            648,765                     572,480
    Tenants' security and escrow deposits                                              15,752                      15,752
                                                                               ---------------            ----------------
         Total liabilities                                                          4,149,433                   4,073,148

Partners' capital                                                                   1,084,238                   1,193,696
                                                                               ---------------            ----------------

                                                                             $      5,233,671                   5,266,844
                                                                               ===============            ================


See accompanying notes to financial statements

                             RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.
                                     Statements of Operations
                         For the Three Months ended March 31, 2000 and 1999
                                         (unaudited)


                                                                                    2000                       1999
                                                                                    ----                       ----

Revenues:
    Rental income                                                            $        150,620                     174,005
    Tenant reimbursements and other income                                             27,366                      33,909
                                                                               ---------------            ----------------
          Total revenues                                                              177,986                     207,914
                                                                               ---------------            ----------------
Expenses:
    Depreciation and amortization                                                      31,284                      30,476
    Operating and maintenance                                                          26,472                      30,129
    Real estate taxes                                                                  16,383                      15,471
    Interest                                                                           59,902                      55,364
                                                                               ---------------            ----------------
          Total expenses                                                              134,041                     131,440
                                                                               ---------------            ----------------
           Net income                                                        $         43,945                      76,474
                                                                               ===============            ================




See accompanying notes to financial statements

                       RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.
                              Statements of Partners' Capital
                       For the Three Months ended March 31, 2000
                                  (unaudited)

                                                                   Limited              Regency
                                                                   Partner           Centers, L.P.            Total
                                                                   --------           -------------            -----

Balance at December 31, 1999                                  $         356,169              837,527            1,193,696

Net cash (distributions)                                                (13,847)            (139,556)            (153,403)

Net income                                                                    -               43,945               43,945
                                                                ----------------     ----------------     ----------------

Balance at March 31, 2000                                     $         342,322              741,916            1,084,238
                                                                ================     ================     ================




See accompanying notes to financial statements

                   RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.
                             Statements of Cash Flows
                For the Three Months ended March 31, 2000 and 1999
                               (unaudited)




                                                                                    2000                       1999
                                                                                    ----                       ----

Cash flows form operating activities:
Net income                                                                   $         43,945                      76,474
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                      31,284                      30,476
Changes in asset and liabilities:
    Accounts receivable and other assets                                               12,300                      12,425
    Deferred leasing costs                                                             (1,782)                       (803)
    Accounts payable and other liabilities                                             76,285                     207,632
                                                                               ---------------            ----------------
Net cash provided by operating activities                                             162,032                     326,204
                                                                               ---------------            ----------------

Cash flows from investing activites - additions to
    property and buildings                                                             (8,629)                    (72,259)
                                                                               ---------------            ----------------

Cash flows from financing activities - net cash
    distributions to partners                                                        (153,403)                   (253,945)
                                                                               ---------------            ----------------

Net change in cash                                                                          -                           -

Cash at beginning of year                                                                   -                           -
                                                                               ---------------            ----------------

Cash at end of year                                                          $              -                           -
                                                                               ===============            ================

                    RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.

                          Notes to Financial Statements

                                 March 31, 2000

(1)    Organization and Principles of Consolidation

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

       The Financial Statements reflect all adjustments which are of a normal recurring nature, and in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1999 Form 10-K filed with the Securities and Exchange Commission.

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

(3)    Notes Payable

       The Partnership has two notes payable to RCLP, which total $3,484,916 at March 31, 2000 and December 31, 1999. The notes provide for payment of interest only annually at 6.73%, and are due in full August 28, 2012.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying Financial Statements and Notes thereto of RRC Operating Partnership of Georgia, L.P. appearing elsewhere within.

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

Results from Operations

Comparison of the Three Months ended March 31, 2000 to 1999

Rental income decreased $23,385 or 13% to $150,620 for the first three months in 2000. The property is currently 85% leased compared to 95% leased at March 31, 1999. Tenant reimbursements and other income decreased $6,543 due to the decrease in leased space. Total expenses increased $2,601 or 2% to $134,041 in 2000 due to an increase in interest expense. Net income was $43,945 for the first three months in 2000 vs. $76,474 for the first three months in 1999, a $32,529 or 43% decrease for the reasons previously described.

Inflation

Inflation has remained relatively low during 2000 and 1999 and has had a minimal impact on the operating performance of the shopping center. However, substantially all of the Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Partnership's leases are for terms of less than ten years, which permits the Partnership to seek increased rents upon re-rental at market rates. Most of the Partnership's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

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

Item 3a.  Quantitative and Qualitative Disclosures About Market Risk

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



Date:  May 11, 2000             RRC OPERATING PARTNERSHIP OF GEORGIA, L.P.
                                By:       Regency Centers, LP., general partner


                                By:/s/  J. Christian Leavitt
                                   Senior Vice President, Treasurer
                                   and Secretary of Regency Realty Corporation, general partner of Regency Centers, L.P.